Form 10-K
period 2013-12-31
CNH Equipment Trust 2011-B
filed 2014-03-27
CIK 1529345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-170703-02

CNH EQUIPMENT TRUST 2011-B

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-170703

CNH CAPITAL RECEIVABLES LLC

(Exact name of depositor as specified in its charter)

CNH INDUSTRIAL CAPITAL AMERICA LLC

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

Item 1B.                                      Unresolved Staff Comments.  Not Applicable.

Item 4.                                               Mine Safety Disclosures. Not Applicable.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.                                 Market for Registrant’s Common Equity and Related Stockholder Matters.

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

Item 15.                                        Exhibits and Financial Statement Schedules.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of New Holland Credit Company, LLC (“NHCC”) and Deutsche Bank Trust Company Americas (“DB”) (each, a “Servicing Participant”) have been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by the Trust. Each of the Servicing Participants has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”). The Report on Assessment provided by NHCC and the Report on Assessment provided by DB are dated as of March 27, 2014 and  February 28, 2014, respectively, and as of and for a period consisting of the twelve months ended December 31, 2013. Each Report on Assessment is attached as an exhibit to this Form 10-K.

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

March 27, 2014

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